Form 10-Q
period 2024-09-30
Tech Tonic Group Corp.
filed 2024-11-12
CIK 2029303

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-281124

TECH TONIC GROUP CORP.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

36-5075435

(IRS Employer Identification No.)

Remscheider Str. 54

Krefeld, Germany 47807

Tel: (307) 855-1550

(Address and telephone number of registrant's principal executive

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2024
Common Stock, $0.001	2,494,000

PART I. FINANCIAL INFORMATION

TECH TONIC GROUP CORP. BALANCE SHEETS

	SEPTEMBER 30, 2024 (Unaudited)	JUNE 30, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,488	$2,000
Website	3,412	-
Total current assets	11,900	2,000
TOTAL ASSETS	$11,900	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$7,854	$3,500
Accounts Payable	-	1,500
Total current liabilities	7,854	5,000
Total Liabilities	7,854	5,000

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,494,000 shares issued and outstanding	2,494	2,494
Additional paid-in-capital	-	-
Accumulated earnings(deficit)	1,552	(5,494)
Total Stockholders’ Equity (Deficit)	4,046	(3,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,900	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30, 2024	For the period from Inception (July 24, 2023) to September 30, 2023
Revenue	$10,000	$-

OPERATING EXPENSES
General and administrative expenses	2,954	301
Total operating expenses	(2,954)	(301)
Income / (Loss) before provision for income taxes	7,046	(301)

Provision for income taxes	-	-

Net income (loss)	$7,046	$(301)

Income (Loss) per common share: Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,494,000	-

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (JULY 24, 2023) to SEPTEMBER 30, 2024 (UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balance at July 24, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,494,000	2,494	-	-	2,494
Net loss for the period ended	-	-	-	(5,494)	(5,494)
Balances as of June 30, 2024,	2,494,000	$2,494	-	(5,494)	(3,000)

Net income for the period ended	-	-	-	7,046	7,046
Balances as of September 30, 2024,	2,494,000	$2,494	$-	$1,552	$4,046

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP. STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2024	For the period from Inception (July 24, 2023) to September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,046	$(301)
Amortization expenses	87	-
Accounts payable	(1,500)	-
Net cash provided by (used in) operating activities	5,633	(301)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	(3,499)	-
Net cash used in investing activities	(3,499)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,354	301
Proceeds from Issuance of Common Stock	-	-
Net cash provided by financing activities	4,354	301
Change in cash and equivalents	6,488	-
Cash and equivalents at beginning of the period	2,000	-
Cash and equivalents at end of the period	$8,488	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated earnings from inception (July 24, 2023) to September 30, 2024 of $1,552.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

Earnings per Share

The company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Intangible Assets

Intangible assets of the Company include acquired websites, patents, copyrights, trademarks, and other non-physical assets that provide long-term economic benefits. Acquired websites are recognized on the balance sheet at their initial cost, which includes the purchase price and any directly attributable costs necessary to prepare the asset for its intended use.

An intangible asset is recognized if it is probable that the expected future economic benefits attributable to the asset will flow to the Company, and the cost of the asset can be measured reliably. After initial recognition, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. The Company does not revalue intangible assets.

Amortization of Intangible Assets

Acquired websites are amortized on a straight-line basis over their estimated useful lives. The useful life of the acquired website is 5 years. The monthly amortization expense is calculated as $3,499 divided by 60 months, resulting in $58.32 per month. Amortization begins in the month the website is placed into service and is recognized consistently each month over the useful life.

If the Company changes the useful life or amortization method of an intangible asset, the change is accounted for prospectively by adjusting the amortization expense in the period of change and future periods. The Company will disclose the nature and effect of such changes in the financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since July 24, 2023 (Inception) through September 30, 2024, the Company’s sole officer and director loaned the Company $7,854 to pay for general and administrative costs. As of September 30, 2024, the amount outstanding was $7,854. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Tech Tonic Group Corp. was incorporated in Wyoming on July 24, 2023. We are development stage company and commences operations in the software and mobile application development industries. We offer services for both startups and large corporations, helping them create innovative and functional software and mobile solutions.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2024, our total assets were $11,900 compared to $2,000 in total assets at June 30, 2024. As of September 30, 2024, our total liabilities were $7,854 compared to $5,000 in total liabilities at June 30, 2024.

Stockholders’ equity was $4,046 as of September 30, 2024 compared to stockholders’ deficit of $(3,000) as of June 30, 2024.

Three Month Period Ended September 30, 2024

Revenue

During the three-month period ended September 30, 2024, the Company had $10,000 in revenue.

Operating Expenses

During the three-month period ended September 30, 2024, we incurred total operating expenses of $2,954, comprised of general and administrative expenses, compared to $301 for the period from Inception (July 24, 2023) to September 30, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended September 30, 2024 was $7,046 compared to net loss of $301 for the period from Inception (July 24, 2023) to September 30, 2023.

Cash Flows used by Operating Activities

For the three-month period ended September 30, 2024, net cash flows provided by operating activities were $5,633 comprised of net income of $7,046, amortization expenses of $87 and decrease in accounts payable of $1,500; compared to $(301) for the period from Inception (July 24, 2023) to September 30, 2023.

Cash Flows from Investing Activities

For the three-month period ended September 30, 2024, net cash used in investing activities was $3,499, compared to $0 for the period from Inception (July 24, 2023) to September 30, 2023.

Cash Flows from Financing Activities

For the three-month period ended September 30, 2024, net cash flows from financing activities were $4,354 consisting entirely of loan from related party, compared to $301 for the period from Inception (July 24, 2023) to September 30, 2023.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our June 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 12, 2024

