Form 10-Q
period 2024-12-31
Tech Tonic Group Corp.
filed 2025-02-10
CIK 2029303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO.  333-281124

TECH TONIC GROUP CORP.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

36-5075435

(IRS Employer Identification No.)

Remscheider Str. 54

Krefeld, Germany 47807

Tel: (307) 855-1550

(Address and telephone number of registrant’s principal executive

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2025
Common Stock, $0.001	3,562,500

TECH TONIC GROUP CORP.

TECH TONIC GROUP CORP.

BALANCE SHEETS

	DECEMBER 31, 2024	JUNE 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$25,606	$2,000
Prepaid Expenses	1,080	-
Accounts Receivables	1,000	-
Total current assets	27,686	2,000
Non - Current Assets
Intangible Assets	12,000	-
Website	3,237	-
Computer	1,168	-
Total non- current assets	16,405	-
TOTAL ASSETS	$44,091	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$9,811	$3,500
Accounts Payable	-	1,500
Total current liabilities	9,811	5,000
Total Liabilities	9,811	5,000

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,258,300 and 2,494,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024	3,258	2,494
Additional paid-in-capital	37,451	-
Accumulated (deficit)	(6,429)	(5,494)
Total Stockholders’ Equity (Deficit)	34,280	(3,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,091	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	For the period from Inception (July 24, 2023) to December 31, 2023
Revenue	$1,000	$-	$11,000	$-

OPERATING EXPENSES
General and administrative expenses	8,981	31	11,935	332
Total operating expenses	(8,981)	(31)	(11,935)	(332)
Income / (Loss) before provision for income taxes	(7,981)	(31)	(935)	(332)

Provision for income taxes	-	-		-

Net income (loss)	$7,981	$(31)	$935	$(332)

Income (Loss) per common share:
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,714,469	-	2,604,234	-

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 24, 2023) to DECEMBER 31, 2024

(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balance at July 24, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,494,000	2,494	-	-	2,494
Net loss for the period ended	-	-	-	(5,494)	(5,494)
Balances as of June 30, 2024,	2,494,000	$2,494	-	(5,494)	(3,000)

Net income for the period ended	-	-	-	7,046	7,046
Balances as of September 30, 2024,	2,494,000	$2,494	$-	$1,552	$4,046
Shares issued	764,300	764	37,451	-	38,215
Net loss for the period ended	-	-	-	(7,981)	(7,981)
Balances as of December 31, 2024,	3,258,300	$3,258	$37,451	$(6,429)	$34,280

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2024	For the period from Inception (July 24, 2023) to December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(935)	$(332)
Amortization expenses	292	-
Decrease (Increase) in Operating Assets:		-
Accounts Receivables	(1,000)
Prepaid Expenses	(1,080)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	(1,500)
Net cash provided by (used in) operating activities	(4,223)	(332)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	(3,499)	-
Computer	(1,198)
Software	(12,000)
Net cash used in investing activities	(16,697)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,311	332
Proceeds from Issuance of Common Stock	38,215	-
Net cash provided by financing activities	44,526	332
Change in cash and equivalents	23,606	-
Cash and equivalents at beginning of the period	2,000	-
Cash and equivalents at end of the period	$25,606	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 24, 2023) to December 31, 2024 of $6,429.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024.

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

Since July 24, 2023 (Inception) through December 31, 2024, the Company’s sole officer and director loaned the Company $9,811 to pay for general and administrative costs. As of December 31, 2024, the amount outstanding was $9,811. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In January 2025, the Company issued 130,960 shares of its common stock at $0.05 per share for total proceeds of $6,548.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

As of December 31, 2024, our total assets were $27,686 compared to $2,000 in total assets at June 30, 2024. As of December 31, 2024, our total liabilities were $9,811 compared to $5,000 in total liabilities at June 30, 2024.

Stockholders’ equity was $34,280 as of December 31, 2024 compared to stockholders’ deficit of $(3,000) as of June 30, 2024.

Three Month Period Ended December 31, 2024

Revenue

During the three-month period ended December 31, 2024, the Company had $1,000 in revenue.

Operating Expenses

During the three-month period ended December 31, 2024, we incurred total operating expenses of $8,981, comprised of general and administrative expenses, compared to $31 for the three-month period ended December 31, 2023.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended December 31, 2024 was $7,981 compared to net loss of $31 for the three-month period ended December 31, 2023.

Six Month Period Ended December 31, 2024

Revenue

During the six-month period ended December 31, 2024, the Company had $11,000 in revenue.

Operating Expenses

During the six-month period ended December 31, 2024, we incurred total operating expenses of $11,935, comprised of general and administrative expenses, compared to $332 for the period from Inception (July 24, 2023) to December 31, 2023.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the six-month period ended December 31, 2024 was $935 compared to net loss of $332 for the period from Inception (July 24, 2023) to December 31, 2023.

Cash Flows used by Operating Activities

For the six-month period ended December 31, 2024, net cash flows used in operating activities were $4,223 comprised of net income of $935, amortization expenses of $292, increase in accounts receivables of $1,000, increase of prepaid expenses of $1,080 and decrease in accounts payable of $1,500; compared to net loss of $332 for the period from Inception (July 24, 2023) to December 31, 2023.

 Cash Flows from Investing Activities

For the six-month period ended December 31, 2024, net cash used in investing activities was $16,697 compared to $0 for the period from Inception (July 24, 2023) to December 31, 2023.

Cash Flows from Financing Activities

For the six-month period ended December 31, 2024, net cash flows from financing activities were $44,526 consisting of loan from related party of $6,311 and from proceeds from issuance of common stock of $38,215, compared to $332 for the period from Inception (July 24, 2023) to December 31, 2023.

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

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our June 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended December 31, 2024.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 10, 2025

