Form 10-Q
period 2025-03-31
Tech Tonic Group Corp.
filed 2025-05-15
CIK 2029303

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2025
Common Stock, $0.001	3,623,080

TECH TONIC GROUP CORP. BALANCE SHEETS
	MARCH 31, 2025 (Unaudited)	JUNE 30, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$48,502	$2,000
Prepaid Expenses	1,080	-
Accounts Receivables	2,000	-
Total current assets	51,582	2,000
Non - Current Assets
Intangible Assets	36,000	-
Website	3,062	-
Computer	1,108	-
Total non- current assets	40,170	-
TOTAL ASSETS	$91,752	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$9,811	$3,500
Deferred Revenue	26,000	-
Accounts Payable	348	1,500
Total current liabilities	36,159	5,000
Total Liabilities	36,159	5,000

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,623,080 and 2,494,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024	3,623	2,494
Additional paid-in-capital	55,325	-
Accumulated (deficit)	(3,355)	(5,494)
Total Stockholders’ Equity (Deficit)	55,593	(3,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$91,752	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	For the period from Inception (July 24, 2023) to March 31, 2024
Revenue	$13,000	$-	$24,000	$-

OPERATING EXPENSES
General and administrative expenses	9,926	-	21,861	332
Total operating expenses	(9,926)	-	(21,861)	(332)
Income / (Loss) before provision for income taxes	3,074	-	2,139	(332)

Provision for income taxes	-	-		-

Net income (loss)	$3,074	$-	$2,139	$(332)

Income (Loss) per common share: Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,537,255	-	2,910,699	-

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 24, 2023) to MARCH 31, 2015

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated Income /
	Shares	Amount	In-Capital	(Deficit)	Total
Balance at July 24, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,494,000	2,494	-	-	2,494
Net loss for the period ended	-	-	-	(5,494)	(5,494)
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Shares issued	1,129,080	1,129	55,325	-	56,454
Net income for the period ended	-	-	-	2,139	2,139
Balances as of March 31, 2025	3,623,080	$3,623	$55,325	$(3,355)	$55,593

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2025	For the period from Inception (July 24, 2023) to March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,139	$(332)
Amortization expenses	527	-
Decrease (Increase) in Operating Assets:
Accounts Receivables	(2,000)
Prepaid Expenses	(1,080)
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	26,000
Accounts Payable	(1,152)
Net cash provided by (used in) operating activities	24,434	(332)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	(3,499)	-
Computer	(1,198)
Software	(36,000)
Net cash used in investing activities	(40,697)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,311	332
Proceeds from Issuance of Common Stock	56,454	-
Net cash provided by financing activities	62,765	332
Change in cash and equivalents	46,502	-
Cash and equivalents at beginning of the period	2,000	-
Cash and equivalents at end of the period	$48,502	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 24, 2023) to March 31, 2025 of $3,355.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025.

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

Since July 24, 2023 (Inception) through March 31, 2025, the Company’s sole officer and director loaned the Company $9,811 to pay for general and administrative costs. As of March 31, 2025, the amount outstanding was $9,811. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of March 31, 2025, our total assets were $51,582 compared to $2,000 in total assets at June 30, 2024. As of March 31, 2025, our total liabilities were $36,159 compared to $5,000 in total liabilities at June 30, 2024.

Stockholders’ equity was $55,593 as of March 31, 2025 compared to stockholders’ deficit of $3,000 as of June 30, 2024.

Three Month Period Ended March 31, 2025

Revenue

During the three-month period ended March 31, 2025, the Company had $13,000 in revenue.

Operating Expenses

During the three-month period ended March 31, 2025, we incurred total operating expenses of $9,926, comprised of general and administrative expenses, compared to $0 for the three-month period ended March 31, 2024.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended March 31, 2025 was $3,074 compared to $0 for the three-month period ended March 31, 2024.

Nine Month Period Ended March 31, 2025

Revenue

During the nine-month period ended March 31, 2025, the Company had $24,000 in revenue.

Operating Expenses

During the nine-month period ended March 31, 2025, we incurred total operating expenses of $21,861, comprised of general and administrative expenses, compared to $332 for the period from Inception (July 24, 2023) to March 31, 2024.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the nine-month period ended March 31, 2025 was $2,139 compared to net loss of $332 for the period from Inception (July 24, 2023) to March 31, 2024.

Cash Flows used by Operating Activities

For the nine-month period ended March 31, 2025, net cash flows used in operating activities were $24,434 comprised of net income of $2,139, amortization expenses of $527, increase in accounts receivables of $2,000, increase of prepaid expenses of $1,080, increase in deferred revenue of $26,000 and decrease in accounts payable of $1,152; compared to net loss of $332 for the period from Inception (July 24, 2023) to March 31, 2024.

 Cash Flows from Investing Activities

For the nine-month period ended March 31, 2025, net cash used in investing activities was $40,697 compared to $0 for the period from Inception (July 24, 2023) to March 31, 2024.

Cash Flows from Financing Activities

For the nine-month period ended March 31, 2025, net cash flows from financing activities were $62,765 consisting of loan from related party of $6,311 and from proceeds from issuance of common stock of $56,454, compared to $332 for the period from Inception (July 24, 2023) to March 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended March 31, 2025.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 14, 2025

