Form 10-K
period 2025-06-30
Tech Tonic Group Corp.
filed 2025-09-26
CIK 2029303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-281124

TECH TONIC GROUP CORP.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

36-5075435

(IRS Employer Identification No.)

Remscheider Str. 54

Krefeld, Germany 47807

Tel: (307) 855-1550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of September 26, 2025, the registrant had 3,623,080 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 26, 2025.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Tech Tonic Group Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Tech Tonic Group Corp. was incorporated in Wyoming on July 25, 2023. We are development stage company and commences operations in the software and mobile application development industries. We offer services for both startups and large corporations, helping them create innovative and functional software and mobile solutions.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2025.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of September 26, 2025, the 3,623,080 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of June 30, 2025, we had deficit of $6,705. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended June 30, 2025 compared to period from Inception (July 25, 2023) to June 30, 2024

Revenue

During the year ended June 30, 2025, the Company had $92,000 in revenue compared to $0 during the period from Inception (July 25, 2023) to June 30, 2024.

Operating Expenses

During the year ended June 30, 2025, we incurred total expenses and professional fees of $45,211 compared to $5,494 during the period from Inception (July 25, 2023) to June 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net loss

Our net loss for the year ended June 30, 2025 was $1,211 compared to $5,494 for the period from Inception (July 25, 2023) to June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2025 our total assets were $80,365 compared to $2,000 in total assets at June 30, 2024. As at June 30, 2025, our current liabilities were $28,122 compared to $5,000 as of June 30, 2024.

Stockholders’ equity was $52,243 as of June 30, 2025 compared to stockholders’ deficit of $3,000 as of June 30, 2024.

Cash Flows from Operating Activities

For the year ended June 30, 2025, net cash flows provided by operating activities was $16,123 consisting of net loss of $1,211, increase in prepaid expenses of $27, deferred revenue of $8,000 and depreciation expense of $762 and increase in accounts payable of $8,599. For the period from Inception (July 25, 2023) to June 30, 2024, net cash flows used in operating activities was $3,994 consisting of net loss of $5,494 and increase in accounts payable of $1,500.

4 | Page

Cash Flows from Investing Activities

For the year ended June 30, 2025, net cash used in investing activities was $7,697 compared to $0 during the period from Inception (July 25, 2023) to June 30, 2024.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended June 30, 2025 were $62,977, consisting of loan from related party of $6,523 and from proceeds from issuance of common stock of $56,454, compared to $5,994, consisting of loan from related party of $3,500 and from proceeds from issuance of common stock of $2,494 for the period from Inception (July 25, 2023) to June 30, 2024.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

5 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

6 | Page

  Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

TECH TONIC GROUP CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tech Tonic Group Corp (the ‘Company’) as of June 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years in the period ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(6,705), net loss of $(1,211). The Company is dependent on obtaining additional capital from Management and significant shareholders and from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses and accumulated deficit. Furthermore, the company  generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

7 | Page

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,

(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 25, 2025

8 | Page

TECH TONIC GROUP CORP. BALANCE SHEETS (AUDITED)
	JUNE 30, 2025	JUNE 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$73,403	$2,000
Prepaid Expenses	27	-
Total current assets	73,430	2,000
Non - Current Assets
Assets in Progress	3,000	-
Website	2,887	-
Computer	1,048	-
Total non- current assets	6,935	-
TOTAL ASSETS	$80,365	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$3,500
Deferred Revenue	8,000	-
Accounts Payable	10,099	1,500
Total current liabilities	28,122	5,000
Total Liabilities	28,122	5,000

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,623,080 and 2,494,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024	3,623	2,494
Additional paid-in-capital	55,325	-
Accumulated (deficit)	(6,705)	(5,494)
Total Stockholders’ Equity (Deficit)	52,243	(3,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,365	$2,000

The accompanying notes are an integral part of these audited financial statements.

9 | Page

TECH TONIC GROUP CORP. STATEMENTS OF OPERATIONS (AUDITED)
	Year ended June 30, 2025	For the period from Inception (July 25, 2023) to June 30, 2024
Revenue	$92,000	$-
Cost of goods sold	48,000	-
Gross Profit	44,000
OPERATING EXPENSES
General and administrative expenses	45,211	5,494
Total operating expenses	(45,211)	(5,494)
Income / (Loss) before provision for income taxes	(1,211)	(5,494)
Provision for income taxes		-

Net income (loss)	$(1,211)	$(5,494)

Income (Loss) per common share: Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,088,306	590,437

The accompanying notes are an integral part of these audited financial statements.

10 | Page

TECH TONIC GROUP CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (JULY 25, 2023) to JUNE 30, 2025 (AUDITED)
	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balance at July 25, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,494,000	2,494	-	-	2,494
Net loss for the period ended	-	-	-	(5,494)	(5,494)
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Shares issued	1,129,080	1,129	55,325	-	56,454
Net income for the year ended	-	-	-	(1,211)	(1,211)
Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243

The accompanying notes are an integral part of these audited financial statements.

11 | Page

TECH TONIC GROUP CORP. STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended June 30, 2025	For the period from Inception (July 25, 2023) to June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,211)	$(5,494)
Amortization expenses	762	-
Decrease (Increase) in Operating Assets:		-
Prepaid Expenses	(27)	-
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	8,000	-
Accounts Payable	8,599	1,500
Net cash provided by (used in) operating activities	16,123	(3,994)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	(3,499)	-
Computer	(1,198)	-
Software	(3,000)	-
Net cash used in investing activities	(7,697)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,523	3,500
Proceeds from Issuance of Common Stock	56,454	2,494
Net cash provided by financing activities	62,977	5,994
Change in cash and equivalents	71,403	2,000
Cash and equivalents at beginning of the period	2,000	-
Cash and equivalents at end of the period	$73,403	$2,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

12 | Page

TECH TONIC GROUP CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2025 (AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 25, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 25, 2023) to June 30, 2025 of $6,705.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

13 | Page

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

For the year ended June 30, 2025, the Company reported sales of $92,000 and cost of goods sold of $48,000, resulting in a gross profit of $44,000. This revenue was earned under the following service arrangements: (i) Consulting Agreement dated August 14, 2024; (ii) Service Agreement No. 2024-11-20 dated November 20, 2024; (iii) Software Development Agreement No. 2024-11-22 dated November 22, 2024; and (iv) Agreement for Remote IT Audit and Remediation Services dated January 13, 2025. Revenue under these agreements is recognized over time as services are performed in accordance with the underlying contract terms.

Deferred Revenue

Deferred revenue represents advance payments received from customers before the Company has satisfied its performance obligations. Such amounts are recorded as a liability until the services are performed, at which point the revenue is recognized. Deferred revenue is classified as a current liability when the Company expects to perform the services within one year.

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

Intangible Assets

Intangible assets are recognized at cost when it is probable that future economic benefits attributable to the asset will flow to the Company and the cost of the asset can be measured reliably. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives and assessed for impairment whenever indicators of impairment exist. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more frequently when circumstances indicate that the carrying value may not be recoverable.

Assets in Progress

Assets in progress represent capital expenditures incurred on items of property, plant and equipment or intangible assets that are under development and not yet available for use. These assets are carried at cost, including all directly attributable costs of construction or development, and borrowing costs where applicable. No depreciation or amortization is recorded until the asset is complete and available for its intended use, at which point the asset is reclassified to the appropriate category.

Fixed Assets

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Cost includes expenditure that is directly attributable to the acquisition of the asset. Subsequent costs are capitalized only when it is probable that future economic benefits associated with the expenditure will flow to the Company and the cost can be measured reliably. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Land is not depreciated. The assets’ residual values, useful lives, and methods of depreciation are reviewed at each financial year-end, and adjusted prospectively if appropriate. Assets are tested for impairment whenever there is an indication that the carrying amount may not be recoverable.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years.

14 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended June 30, 2025, the Company issued 1,129,080 shares of its common stock at $0.05 per share for total proceeds of $56,454.

As of June 30, 2025, the Company had 3,623,080 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Since July 25, 2023 (Inception) through June 30, 2025, the Company’s sole officer and director loaned the Company $10,023 to pay for general and administrative costs. As of June 30, 2025, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

The Company has approximately $6,705 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2045. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

16 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Dmitrii Perfilev Remscheider Str. 54, Krefeld, Germany 47807	49	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Dmitrii Perfilev has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 25, 2023. Mr. Perfilev owns 45% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Perfilev was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the past 10 years, Mr. Perfilev has worked as a freelance developer of websites, software and mobile applications for entrepreneurs and companies.

AUDIT COMMITTEE

We do not currently have an audit committee financial expert serving on our audit committee. While we have recently commenced limited operations, we continue to believe that the cost of retaining a financial expert is not justified at this time, given the current scale and scope of our activities. As our operations expand, we intend to reassess the need for a qualified financial expert to join the audit committee in accordance with applicable SEC requirements and good governance practices.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended June 30, 2025 and June 30, 2024:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dmitrii Perfilev, President, Secretary and Treasurer	July 25, 2023 to June 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	July 1, 2024 to June 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of June 30, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Dmitrii Perfilev Remscheider Str.54 Krefeld, Germany 47807	2,494,000 shares of common stock (direct)	45%

The percentages below are based on 3,623,080  shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2024, we issued a total of 2,494,000 shares to Dmitrii Perfilev, our sole officer and director in consideration of $2,494. During the period from July 25, 2023(inception) to June 30, 2025, Mr. Perfilev loaned $10,023 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor for the audit and review of our financial statements for the fiscal years ended June 30, 2025 and June 30, 2024 amounted to $5,262 and $5,000 respectively.

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

18 | Page

Part IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

19 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH TONIC GROUP CORP.

Dated: September 26, 2025	By:	/s/ Dmitrii Perfilev
Dmitrii Perfilev , President and Chief Executive Officer and Chief Financial Officer

20 | Page