Form 10-Q
period 2025-09-30
Tech Tonic Group Corp.
filed 2025-11-07
CIK 2029303

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO.  000-56793

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 6, 2025
Common Stock, $0.001	3,623,080

TECH TONIC GROUP CORP. BALANCE SHEETS

	SEPTEMBER 30, 2025 (UNAUDITED)	JUNE 30, 2025 (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$70,788	$73,403
Prepaid Expenses	-	27
Total current assets	70,788	73,430
Non - Current Assets
Assets in Progress	-	3,000
Website	2,712	2,887
Computer	987	1,048
Total non - current assets	3,699	6,935
TOTAL ASSETS	$74,487	$80,365

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$10,023
Deferred Revenue	-	8,000
Accounts Payable	10,224	10,099
Total current liabilities	20,247	28,122
Total Liabilities	20,247	28,122

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,623,080 shares issued and outstanding	3,623	3,623
Additional paid-in-capital	55,325	55,325
Accumulated (deficit)	(4,707)	(6,705)
Total Stockholders’ Equity (Deficit)	54,241	52,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,488	$80,365

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2025	Three months ended September 30, 2024
Revenue	$22,000	$10,000
Cost of goods sold	8,000	-
Gross Profit	14,000	10,000
OPERATING EXPENSES
General and administrative expenses	12,002	2,954
Total operating expenses	(12,002)	(2,954)
Income / (Loss) before provision for income taxes	1,998	7,046
Provision for income taxes		-

Net income (loss)	$1,998	$7,046

Income (Loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,623,080	2,494

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2024 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Net income for the period ended	-	-	-	7,046	7,046
Balances as of September 30, 2024,	2,494,000	$2,494	$-	$1,552	$4,046

Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243
Net income for the period ended	-	-	-	1,998	1,998
Balances as of September 30, 2025	3,623,080	$3,623	$55,325	$(4,707)	$54,241

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30, 2025	Three months ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,998	$7,046
Amortization expenses	235	87
Decrease (Increase) in Operating Assets:
Prepaid Expenses	27	-
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	(8,000)	-
Accounts Payable	125	(1,500)
Net cash provided by (used in) operating activities	(5,615)	5,633

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	-	(3,499)
Software	3,000	-
Net cash provided by (used in) investing activities	3,000	(3,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	4,354
Net cash provided by financing activities	-	4,354
Change in cash and equivalents	(2,615)	6,488
Cash and equivalents at beginning of the period	73,403	2,000
Cash and equivalents at end of the period	$70,788	$8,488

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE PERIOD ENDED SEPTEMBER 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 24, 2023) to September 30, 2025 of $4,707.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025.

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

Since July 24, 2023 (Inception) through September 30, 2025, the Company’s sole officer and director loaned the Company $10,023 to pay for general and administrative costs. As of September 30, 2025, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of September 30, 2025, our total assets were $74,487 compared to $80,365 in total assets at June 30, 2025. As of September 30, 2025, our total liabilities were $20,247 compared to $28,122 in total liabilities at June 30, 2025.

Stockholders’ equity was $54,241 as of September 30, 2025 compared to $52,243 as of June 30, 2025.

Three Month Period Ended September 30, 2025

Revenue

During the three-month period ended September 30, 2025, the Company reported revenue of $22,000 and a cost of revenue of $8,000, resulting in a gross profit of $14,000, compared to a gross profit of $10,000 for the three-month period ended September 30, 2024.

Operating Expenses

During the three-month period ended September 30, 2025, we incurred total operating expenses of $12,002, comprised of general and administrative expenses, compared to $2,954 for the three-month period ended September 30, 2024.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended September 30, 2025 was $1,998 compared to $7,046 for the three-month period ended September 30, 2024.

Cash Flows used by Operating Activities

For the three-month period ended September 30, 2025, net cash flows used in operating activities were $5,615 comprised of net income of $1,998, amortization expenses of $235, decrease in prepaid expenses of $27,  decrease in deferred revenue of $8,000 and increase in accounts payable of $125; compared to $5,633 comprised of net income of $7,046, amortization expenses of $87 and decrease in accounts payable of $1,500 for the three-month period ended September 30, 2024.

 Cash Flows from Investing Activities

For the three-month period ended September 30, 2025, net cash provided by investing activities was $3,000 compared to $3,499 used in investing activities for the three-month period ended September 30, 2024.

Cash Flows from Financing Activities

For the three-month period ended September 30, 2025, net cash flows from financing activities was $0, compared to $4,354 consisting entirely of  loan from related party for the three-month period ended September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2025.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 6, 2025

