Form 10-Q
period 2025-12-31
Tech Tonic Group Corp.
filed 2026-01-29
CIK 2029303

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 29, 2026
Common Stock, $0.001	3,623,080

TECH TONIC GROUP CORP. BALANCE SHEETS
	DECEMBER 31, 2025 (UNAUDITED)	JUNE 30, 2025 (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$85,466	$73,403
Prepaid Expenses	422	27
Total current assets	85,888	73,430
Non - Current Assets
Assets in Progress	16,000	3,000
Website	2,537	2,887
Computer	927	1,048
Total non - current assets	19,465	6,935
TOTAL ASSETS	$105,353	$80,365

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$10,023
Deferred Revenue	20,000	8,000
Accounts Payable	10,000	10,099
Total current liabilities	40,023	28,122
Total Liabilities	40,023	28,122

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,623,080 shares issued and outstanding	3,623	3,623
Additional paid-in-capital	55,325	55,325
Retained Earnings (Accumulated deficit)	6,382	(6,705)
Total Stockholders’ Equity (Deficit)	65,330	52,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$105,353	$80,365

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
Revenue	$15,420	$1,000	$37,420	$11,000
Cost of goods sold	-	-	8,000	-
Gross Profit	15,420	1,000	29,420	11,000
OPERATING EXPENSES
General and administrative expenses	4,331	8,981	16,333	11,935
Total operating expenses	(4,331)	(8,981)	(16,333)	(11,935)
Income / (Loss) before provision for income taxes	11,089	(7,981)	13,087	(935)
Provision for income taxes		-		-

Net income (loss)	$11,089	$(7,981)	$13,087	$(935)

Income (Loss) per common share: Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,623,080	2,714,469	3,623,080	2,604,234

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 2024 AND 2025
(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Net income for the period ended	-	-	-	7,046	7,046
Balances as of September 30, 2024	2,494,000	$2,494	$-	$1,552	$4,046
Shares issued	764,300	764	37,451	-	38,215
Net loss for the period ended	-	-	-	(7,981)	(7,981)
Balances as of December 31, 2024	3,258,300	$3,258	$37,451	$(6,429)	$34,280

Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243
Net income for the period ended	-	-	-	1,998	1,998
Balances as of September 30, 2025	3,623,080	$3,623	$55,325	$(4,707)	$54,241
Net income for the period ended	-	-	-	11,089	11,089
Balances as of December 31, 2025	3,623,080	$3,623	$55,325	$6,382	$65,330

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31, 2025	Six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,087	$(935)
Amortization expenses	470	292
Decrease (Increase) in Operating Assets:
Accounts Receivables		(1,000)
Prepaid Expenses	(395)	(1,080)
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	12,000	-
Accounts Payable	(99)	(1,500)
Net cash provided by (used in) operating activities	25,063	(4,223)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	-	(3,499)
Computer		(1,198)
Software	(13,000)	(12,000)
Net cash provided by (used in) investing activities	(13,000)	(16,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	6,311
Proceeds from Issuance of Common Stock		38,215
Net cash provided by financing activities	-	44,526
Change in cash and equivalents	12,063	23,606
Cash and equivalents at beginning of the period	73,403	2,000
Cash and equivalents at end of the period	$85,466	$25,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earnings from inception (July 24, 2023) to December 31, 2025 of $6,382.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025.

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

Since July 24, 2023 (Inception) through December 31, 2025, the Company’s sole officer and director loaned the Company $10,023 to pay for general and administrative costs. As of December 31, 2025, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of December 31, 2025, our total assets were $105,353 compared to $80,365 in total assets at June 30, 2025. As of December 31, 2025, our total liabilities were $40,023 compared to $28,122 in total liabilities at June 30, 2025.

Stockholders’ equity was $65,330 as of December 31, 2025 compared to $52,243 as of June 30, 2025.

Three Month Period Ended December 31, 2025

Revenue

During the three-month period ended December 31, 2025, the Company reported revenue of $15,420,000, compared to a gross profit of $1,000 for the three-month period ended December 31, 2024.

Operating Expenses

During the three-month period ended December 31, 2025, we incurred total operating expenses of $4,331, comprised of general and administrative expenses, compared to $8,981 for the three-month period ended December 31, 2024.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended December 31, 2025 was $11,089 compared to net loss of $7,981 for the three-month period ended December 31, 2024.

Six Month Period Ended December 31, 2025

Revenue

During the six-month period ended December 31, 2025, the Company reported revenue of $37,420 and a cost of revenue of $8,000, resulting in a gross profit of $29,420, compared to a gross profit of $11,000 for the six-month period ended December 31, 2024.

Operating Expenses

During the six-month period ended December 31, 2025, we incurred total operating expenses of $16,333, comprised of general and administrative expenses, compared to $11,935 for the six-month period ended December 31, 2024.  General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the six-month period ended December 31, 2025 was $13,087 compared to net loss of $935 for the six-month period ended December 31, 2024.

Cash Flows used by Operating Activities

For the six-month period ended December 31, 2025, net cash flows used in operating activities were $25,063 comprised of net income of $13,087, amortization expenses of $470, increase in prepaid expenses of $395,  increase in deferred revenue of $12,000 and decrease in accounts payable of $99; compared to $4,223 comprised of net loss of $935, amortization expenses of $292, increase in prepaid expenses of $1,080, increase in accounts receivables of $1,000 and decrease in accounts payable of $1,500 for the six-month period ended December 31, 2024.

Cash Flows from Investing Activities

For the six-month period ended December 31, 2025, net cash provided by investing activities was $13,000 compared to $16,697 used in investing activities for the six-month period ended December 31, 2024.

Cash Flows from Financing Activities

For the six-month period ended December 31, 2025, net cash flows from financing activities was $0, compared to $44,526 for the six-month period ended December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended December 31, 2025.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 29, 2026

