Form 10-Q
period 2026-03-31
Tech Tonic Group Corp.
filed 2026-05-06
CIK 2029303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56793

TECH TONIC GROUP CORP.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

36-5075435

(IRS Employer Identification No.)

Remscheider Str. 54

Krefeld, Germany 47807

Tel: (307) 855-1550

(Address and telephone number of registrant's principal executive)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 6, 2026
Common Stock, $0.001	3,623,080

TECH TONIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TECH TONIC GROUP CORP.

BALANCE SHEETS

	MARCH 31, 2026 (UNAUDITED)	JUNE 30, 2025 (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$81,209	$73,403
Prepaid Expenses	-	27
Total current assets	81,209	73,430
Non - Current Assets
Assets in Progress	-	3,000
Website	2,362	2,887
Computer	868	1,048
Total non- current assets	3,230	6,935
TOTAL ASSETS	$84,439	$80,365

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$10,023
Deferred Revenue	-	8,000
Accounts Payable	-	10,099
Total current liabilities	10,023	28,122
Total Liabilities	10,023	28,122

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,623,080 shares issued and outstanding	3,623	3,623
Additional paid-in-capital	55,325	55,325
Accumulated Surplus / (Accumulated deficit)	15,468	(6,705)
Total Stockholders’ Equity	74,416	52,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,439	$80,365

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
Revenue	$29,500	$13,000	$66,920	$24,000
Cost of goods sold	16,000	-	24,000	-
Gross Profit	13,500	13,000	42,920	24,000
OPERATING EXPENSES
General and administrative expenses	4,414	9,926	20,747	21,861
Total operating expenses	(4,414)	(9,926)	(20,747)	(21,861)
Income / (Loss) before provision for income taxes	9,086	3,074	22,173	2,139
Provision for income taxes		-		-

Net income (loss)	$9,086	$3,074	$22,173	$2,139

Income (Loss) per common share: Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,623,080	3,537,255	3,623,080	2,910,699

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS PERIODS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Net income for the period ended	-	-	-	7,046	7,046
Balances as of September 30, 2024	2,494,000	$2,494	$-	$1,552	$4,046
Shares issued	764,300	764	37,451	-	38,215
Net loss for the period ended	-	-	-	(7,981)	(7,981)
Balances as of December 31, 2024	3,258,300	$3,258	$37,451	$(6,429)	$34,280
Shares issued	364,780	365	17,874	-	18,239
Net loss for the period ended	-	-	-	3,074	3,074
Balances as of March 31, 2025	3,623,080	$3,623	$55,325	$(3,355)	$55,593

Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243
Net income for the period ended	-	-	-	1,998	1,998
Balances as of September 30, 2025	3,623,080	$3,623	$55,325	$(4,707)	$54,241
Net income for the period ended	-	-	-	11,089	11,089
Balances as of December 31, 2025	3,623,080	$3,623	$55,325	$6,382	$65,330
Net loss for the period ended	-	-	-	9,086	9,086
Balances as of March 31, 2026	3,623,080	$3,623	$55,325	$15,468	$74,416

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31, 2026	Nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,173	$2,139
Amortization expenses	705	527
Decrease (Increase) in Operating Assets:
Accounts Receivables		(2,000)
Prepaid Expenses	27	(1,080)
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	(8,000)	26,000
Accounts Payable	(10,099)	(1,152)
Net cash provided by (used in) operating activities	4,806	24,434

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Website	-	(3,499)
Computer	-	(1,198)
Decrease in intangible assets	3,000	(36,000)
Net cash provided by (used in) investing activities	3,000	(40,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	6,311
Proceeds from Issuance of Common Stock		56,454
Net cash provided by financing activities	-	62,765
Change in cash and equivalents	7,806	46,502
Cash and equivalents at beginning of the period	73,403	2,000
Cash and equivalents at end of the period	$81,209	$48,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earnings from inception (July 24, 2023) to March 31, 2026 of $15,468.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026.

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

Since July 24, 2023 (Inception) through March 31, 2026, the Company’s sole officer and director loaned the Company $10,023 to pay for general and administrative costs. As of March 31, 2026, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of March 31, 2026, our total assets were $84,439 compared to $80,365 in total assets at June 30, 2025. As of March 31, 2026, our total liabilities were $10,023 compared to $28,122 in total liabilities at June 30, 2025.

Stockholders’ equity was $74,416 as of March 31, 2026 compared to $52,243 as of June 30, 2025.

Three Month Period Ended March 31, 2026

Revenue

During the three-month period ended March 31, 2026, the Company reported revenue of $29,500, compared to a gross profit of $13,000 for the three-month period ended March 31, 2025.

Operating Expenses

During the three-month period ended March 31, 2026, we incurred total operating expenses of $4,414, comprised of general and administrative expenses, compared to $9,926 for the three-month period ended March 31, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-month period ended March 31, 2026 was $9,086 compared to $3,074 for the three-month period ended March 31, 2025.

Nine Month Period Ended March 31, 2026

Revenue

During the nine-month period ended March 31, 2026, the Company reported revenue of $66,920 and a cost of revenue of $24,000, resulting in a gross profit of $42,920, compared to a gross profit of $24,000 for the nine-month period ended March 31, 2025.

Operating Expenses

During the nine-month period ended March 31, 2026, we incurred total operating expenses of $20,747, comprised of general and administrative expenses, compared to $21,861 for the nine-month period ended March 31, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the nine-month period ended March 31, 2026 was $22,173 compared to $2,139 for the nine-month period ended March 31, 2025.

Cash Flows used by Operating Activities

For the nine-month period ended March 31, 2026, net cash flows used in operating activities were $4,806 comprised of net income of $22,173, amortization expenses of $705, decrease in prepaid expenses of $27, decrease in deferred revenue of $8,000 and decrease in accounts payable of $10,099; compared to $24,434 comprised of net income of $2,139, amortization expenses of $527, increase in accounts receivables of $2,000, increase of prepaid expenses of $1,080, increase in deferred revenue of $26,000 and decrease in accounts payable of $1,152 for the nine-month period ended March 31, 2025.

 Cash Flows from Investing Activities

For the nine-month period ended March 31, 2026, net cash from investing activities was $3,000 comprised of decrease in intangible assets compared to $40,697 used in investing activities for the nine-month period ended March 31, 2025.

Cash Flows from Financing Activities

For the nine-month period ended March 31, 2026, net cash flows from financing activities was $0, compared to $62,765 consisting of loan from related party of $6,311 and from proceeds from issuance of common stock of $56,454 for the nine-month period ended March 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended March 31, 2026.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 6, 2026

