Form 10-K
period 2026-06-30
Tech Tonic Group Corp.
filed 2026-08-27
CIK 2029303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

As of August 27, 2026, the registrant had 3,623,080 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 27, 2026.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Tech Tonic Group Corp., unless otherwise indicated.

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

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2026.

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

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 27, 2026, the 3,623,080 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATION

As of June 30, 2026, we had deficit of $5,557. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended June 30, 2026compared to year ended June 30, 2025

Revenue

During the year ended June 30, 2026, the Company reported revenue of $66,920, compared to revenue of $92,000 during the year ended June 30, 2025.

Operating Expenses

During the year ended June 30, 2026, we incurred total expenses and professional fees of $41,772 compared to $45,211 during the year ended June 30, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Our net income for the year ended June 30, 2026 was $1,148 compared to net loss of $1,211 for the year ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2026 our total assets were $63,414 compared to $80,365 in total assets at June 30, 2025. As at June 30, 2026, our current liabilities were $10,023 compared to $28,122 as of June 30, 2025.

Stockholders’ equity was $53,391 as of June 30, 2026 compared to $52,243 as of June 30, 2025.

Cash Flows from Operating Activities

For the year ended June 30, 2026, net cash flows used in operating activities was $15,984 consisting of net income of $1,148, decrease in prepaid expenses of $27, decrease in deferred revenue of $8,000, depreciation expense of $940 and decrease in accounts payable of $10,099. For the year ended June 30, 2025, net cash flows provided by operating activities was $16,123 consisting of net loss of $1,211, increase in prepaid expenses of $27, deferred revenue of $8,000 and depreciation expense of $762 and increase in accounts payable of $8,599.

4 | Page

Cash Flows from Investing Activities

For the year ended June 30, 2026, net cash from investing activities was $3,000 comprised of decrease in intangible assets compared to $7,697 during the year ended June 30, 2025.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended June 30, 2026 was $0, compared to $62,977, consisting of loan from related party of $6,523 and from proceeds from issuance of common stock of $56,454 during the year ended June 30, 2025.

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

5 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

6 | Page

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TECH TONIC GROUP, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tech Tonic Group, Corp (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years in the period ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(5,557), negative cashflow from operating activities of $(15,984). The Company is dependent on obtaining additional capital from Management and significant shareholders and from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 26, 2026

TECH TONIC GROUP CORP.

BALANCE SHEETS

	June 30, 2026 (Audited)	June 30, 2025 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$60,419	$73,403
Prepaid Expenses	-	27
Total current assets	60,419	73,430
Non - Current Assets
Assets in Progress	-	3,000
Website	2,187	2,887
Computer	808	1,048
Total non- current assets	2,995	6,935
TOTAL ASSETS	$63,414	$80,365

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$10,023
Deferred Revenue	-	8,000
Accounts Payable	-	10,099
Total current liabilities	10,023	28,122
Total Liabilities	10,023	28,122

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,623,080 shares issued and outstanding	3,623	3,623
Additional paid-in-capital	55,325	55,325
Accumulated deficit	(5,557)	(6,705)
Total Stockholders’ Equity	53,391	52,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,414	$80,365

The accompanying notes are an integral part of these audited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended June 30, 2026	Year ended June 30, 2025
Revenue	$66,920	$92,000
Cost of goods sold	24,000	48,000
Gross Profit	42,920	44,000
OPERATING EXPENSES
General and administrative expenses	41,772	45,211
Total operating expenses	41,772	45,211
Income / (Loss) before provision for income taxes	1,148	(1,211)
Provision for income taxes		-

Net income (loss)	$1,148	$(1,211)

Income (Loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,623,080	3,088,306

The accompanying notes are an integral part of these audited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 24, 2023) to JUNE 30, 2026

(AUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balance at July 24, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,494,000	2,494	-	-	2,494
Net loss for the period ended	-	-	-	(5,494)	(5,494)
Balances as of June 30, 2024	2,494,000	$2,494	-	(5,494)	(3,000)
Shares issued	1,129,080	1,129	55,325	-	56,454
Net loss for the year ended	-	-	-	(1,211)	(1,211)
Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243
Net income for the year ended	-	-	-	1,148	1,148
Balances as of June 30, 2026	3,623,080	$3,623	$55,325	$(5,557)	53,391

The accompanying notes are an integral part of these audited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year ended June 30, 2026	Year ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,148	$(1,211)
Amortization expenses	940	762
Decrease (Increase) in Operating Assets:
Prepaid Expenses	27	(27)
Increase (Decrease) in Operating Liabilities:
Deferred Revenue	(8,000)	8,000
Accounts Payable	(10,099)	8,599
Net cash provided by (used in) operating activities	(15,984)	16,123

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	-	(3,499)
Computer	-	(1,198)
Decrease in intangible assets	3,000	(3,000)
Net cash provided by (used in) investing activities	3,000	(7,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	6,523
Proceeds from Issuance of Common Stock	-	56,454
Net cash provided by financing activities	-	62,977
Change in cash and equivalents	(12,984)	71,403
Cash and equivalents at beginning of the period	73,403	2,000
Cash and equivalents at end of the period	$60,419	$73,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TECH TONIC GROUP CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2026 (AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 24, 2023) to June 30, 2026 of $5,557.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026.

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

For the year ended June 30, 2026, the Company reported sales of $66,920 and cost of goods sold of $24,000, resulting in a gross profit of $42,920. This revenue was earned under the following service arrangements: (i) Software Development Agreement No. 2025-5-20 dated May 20, 2025; (ii) Agreement for IT Audit and Remediation Services dated September 27, 2025; (iii) Software Development Agreement No. 2025-10-QB dated October 1, 2025. Revenue under these agreements is recognized over time as services are performed in accordance with the underlying contract terms.

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

As of June 30, 2026, the Company had 3,623,080 shares issued and outstanding.

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

Since July 24, 2023 (Inception) through June 30, 2026, the Company’s sole officer and a director loaned the Company $10,023 to pay for general and administrative costs. As of June 30, 2026, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

The Company has approximately $5,557 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2046. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and titles of our executive officer and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Dmitrii Perfilev Remscheider Str. 54, Krefeld, Germany 47807	50	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Sabyrzhan Zhumakhmat Uulu c/o Tech Tonic Group Corp. Remscheider Str.54 Krefeld, Germany 47807	26	Director

7 | Page

Dmitrii Perfilev has acted as our President, Treasurer, Secretary and Director since we incorporated on July 24, 2023. Mr. Perfilev owns 68% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Perfilev was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors. For the past 10 years, Mr. Perfilev has worked as a freelance developer of websites, software and mobile applications for entrepreneurs and companies.

Sabyrzhan Zhumakhmat Uulu has served as a Director of the Company since January 30, 2026, when he was appointed by resolution of the Board of Directors. Mr. Zhumakhmat Uulu is an entrepreneur and software engineer with more than nine years of operational experience delivering software solutions as an independent (freelance) developer in the IT sector.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended June 30, 2026 and June 30, 2025:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dmitrii Perfilev, President, Secretary and Treasurer	July 1, 2024 to June 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	July 1, 2025 to June 30, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of June 30, 2026, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

8 | Page

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Dmitrii Perfilev Remscheider Str.54 Krefeld, Germany 47807	2,494,000 shares of common stock (direct)	68%
Common Stock	Sabyrzhan Zhumakhmat Uulu c/o Tech Tonic Group Corp. Remscheider Str.54 Krefeld, Germany 47807	0	0%

The percentages below are based on 3,623,080 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2024, we issued a total of 2,494,000 shares to Dmitrii Perfilev, our sole officer and a director in consideration of $2,494. During the period from July 24, 2023(inception) to June 30, 2026, Mr. Perfilev loaned $10,023 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor for the audit and review of our financial statements for the fiscal years ended June 30, 2026 and June 30, 2025 amounted to $7,525 and $8,180 respectively.

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

9 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH TONIC GROUP CORP.

Dated: August 27, 2026	By: /s/ Dmitrii Perfilev
Dmitrii Perfilev, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2026	By: /s/ Dmitrii Perfilev
Dmitrii Perfilev, President, Treasurer, Secretary, Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Dated: August 27, 2026	By: /s/ Sabyrzhan Zhumakhmat Uulu
Sabyrzhan Zhumakhmat Uulu, Director

10 | Page