Form 10-Q
period 2026-09-30
Tech Tonic Group Corp.
filed 2026-10-21
CIK 2029303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 21, 2026
Common Stock, $0.001	3,623,080

TECH TONIC GROUP CORP.

PART I. FINANCIAL INFORMATION

TECH TONIC GROUP CORP.

BALANCE SHEETS

	September 30, 2026	June 30, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$49,664	$60,419
Prepaid Expenses	-	-
Total current assets	49,664	60,419
Non - Current Assets
Assets in Progress	-	-
Website	2,012	2,187
Computer	748	808
Total non- current assets	2,760	2,995
TOTAL ASSETS	$52,424	$63,414

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Advances from related party	$10,023	$10,023
Deferred Revenue	-	-
Accounts Payable	125	-
Total current liabilities	10,148	10,023
Total Liabilities	10,148	10,023

Commitments and contingencies

Stockholders’ Equity / (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,623,080 shares issued and outstanding	3,623	3,623
Additional paid-in-capital	55,325	55,325
Accumulated deficit	(16,672)	(5,557)
Total Stockholders’ Equity	42,276	53,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,424	$63,414

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2026	Three months ended September 30, 2025
Revenue	$-	$22,000
Cost of goods sold	-	8,000
Gross Profit	-	14,000
OPERATING EXPENSES
General and administrative expenses	11,115	12,002
Total operating expenses	(11,115)	(12,002)
Income / (Loss) before provision for income taxes	(11,115)	1,998
Provision for income taxes		-

Net income (loss)	$(11,115)	$1,998

Income (Loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,623,080	3,623,080

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-In-	Accumulated Income /
	Shares	Amount	Capital	(Deficit)	Total
Balances as of June 30, 2025	3,623,080	$3,623	$55,325	$(6,705)	$52,243
Net income for the period ended	-	-	-	1,998	1,998
Balances as of September 30, 2025	3,623,080	$3,623	$55,325	$(4,707)	$54,241

Balances as of June 30, 2026	3,623,080	$3,623	$55,325	$(5,557)	$53,391
Net loss for the period ended	-	-	-	(11,115)	(11,115)
Balances as of September 30, 2026	3,623,080	$3,623	$55,325	$(16,672)	$42,276

The accompanying notes are an integral part of these unaudited financial statements.

TECH TONIC GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30, 2026	Three months ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,115)	$1,998
Amortization expenses	235	235
Decrease (Increase) in Operating Assets:
Accounts Receivables		-
Prepaid Expenses		27
Increase (Decrease) in Operating Liabilities:
Deferred Revenue		(8,000)
Accounts Payable	125	125
Net cash provided by (used in) operating activities	(10,755)	(5,615)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Software	-	3,000
Decrease in intangible assets
Net cash provided by (used in) investing activities		3,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Proceeds from Issuance of Common Stock		-
Net cash provided by financing activities	-	-
Change in cash and equivalents	(10,755)	(2,615)
Cash and equivalents at beginning of the period	60,419	73,403
Cash and equivalents at end of the period	$49,664	$70,788

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TECH TONIC GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

TECH TONIC GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on July 24, 2023. We are a development-stage company currently operating in the software and mobile application development industries. The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (July 24, 2023) to September 30, 2026 of $16,672.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from software and mobile application development services.

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

Since July 24, 2023 (Inception) through September 30, 2026, the Company’s sole officer and director loaned the Company $10,023 to pay for general and administrative costs. As of September 30, 2026, the amount outstanding was $10,023. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of September 30, 2026, our total assets were $52,424 compared to $63,414 in total assets at June 30, 2026. As of September 30, 2026, our total liabilities were $10,148 compared to $10,023 in total liabilities at June 30, 2026.

Stockholders’ equity was $42,276 as of September 30, 2026 compared to $53,391 as of June 30, 2026.

Three Month Period Ended September 30, 2026

Revenue

During the three-month period ended September 30, 2026, the Company had no revenue, compared to a gross profit of $14,000 for the three-month period ended September 30, 2025.

Operating Expenses

During the three-month period ended September 30, 2026, we incurred total operating expenses of $11,115, comprised of general and administrative expenses, compared to $12,002 for the three-month period ended September 30, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-month period ended September 30, 2026 was $11,115 compared to income of  $1,998 for the three-month period ended September 30, 2025.

Cash Flows used by Operating Activities

For the three-month period ended September 30, 2026, net cash flows used in operating activities were $10,755 comprised of net loss of $11,115, amortization expenses of $235 and increase in accounts payable of $125; compared $5,615 comprised of net income of $1,998, amortization expenses of $235, decrease in prepaid expenses of $27, decrease in deferred revenue of $8,000 and increase in accounts payable of $125.

 Cash Flows from Investing Activities

For the three-month period ended September 30, 2026, net cash from investing activities was $0. For the three-month period ended September 30, 2025, net cash provided by investing activities was $3,000

Cash Flows from Financing Activities

For the three-month periods ended September 30, 2026 and 2025, net cash flows from financing activities was $0.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our June 30, 2026 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2026.

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

Signature	Title	Date

/s/ Dmitrii Perfilev
Dmitrii Perfilev	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 21, 2026

